Form 10-Q
period 2025-09-30
GigCapital8 Corp.
filed 2025-11-06
CIK 2080019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to __________

Commission File Number: 001-42893

GigCapital8 Corp.

(Exact Name of Registrant as Specified in its Charter)

Cayman Islands	98-1868645
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1731 Embarcadero Rd., Suite 200 Palo Alto, CA	94303
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 276-7040

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one right to receive one-fifth of one Class A ordinary share	GIWWU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	GIW	The Nasdaq Stock Market LLC
Rights, to receive one-fifth of one Class A ordinary share.	GIWWR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 6, 2025, the registrant had 25,657,625 Class A ordinary shares, $0.0001 par value per share and 10,814,432 Class B ordinary shares, $0.0001 par value per share, were issued and outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statement.

GigCapital8 Corp.

Condensed Balance Sheet

(Unaudited)

September 30,
2025
ASSETS
Current assets
Cash	$3,292,163
Total current assets	3,292,163
Deferred offering costs	168,082
TOTAL ASSETS	$3,460,245
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$149,212
Subscription liability	3,357,006
Accrued liabilities	16,000
Total liabilities	3,522,218
Commitments and contingencies (Notes 3 and 4)
Shareholders’ deficit:
Preferred shares, par value of $0.0001 per share; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, par value of $0.0001 per share; 200,000,000 shares authorized; none issued or outstanding	—
Class B ordinary shares, par value of $0.0001 per share; 20,000,000 shares authorized; 7,850,229 (1) shares issued and outstanding as of September 30, 2025	785
Additional paid-in capital	24,215
Accumulated deficit	(86,973)
Total shareholders’ deficit	(61,973)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$3,460,245

(1) This number includes up to 1,023,943 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter.

The accompanying notes are an integral part of these condensed financial statements.

GigCapital8 Corp

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended	Period from June 30, 2025 (Inception) through
	September 30, 2025	September 30, 2025
Revenues	$—	$—
General and administrative expenses	81,620	86,983
Loss from operations	(81,620)	(86,983)
Other income
Interest income	10	10
Loss before provision for income taxes	(81,610)	(86,973)
Provision for income taxes	—	—
Net loss and comprehensive loss	$(81,610)	$(86,973)
Basic and diluted weighted-average Class B non-redeemable ordinary shares outstanding (1)	7,061,575	7,072,737
Basic and diluted net loss per share, Class B non-redeemable ordinary shares	$(0.01)	$(0.01)

(1) This number excludes up to 1,023,943 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter.

The accompanying notes are an integral part of these condensed financial statements.

GigCapital8 Corp

Condensed Statements of Shareholders’ Deficit

(Unaudited)

	Ordinary Shares		Additional
	Class B
Three Months Ended September 30, 2025	Shares	Amount	Paid-In Capital	Accumulated Deficit	Shareholders’ Deficit
Balances as of July 1, 2025	—	$—	$—	$(5,363)	$(5,363)
Issuance of Class B ordinary shares to Founder (1)	8,099,614	810	24,190	—	25,000
Surrender of Class B ordinary shares by Founder	(249,385)	(25)	25	—	—
Net loss	—	—	—	(81,610)	(81,610)
Balance as of September 30, 2025 (1)	7,850,229	$785	$24,215	$(86,973)	$(61,973)

	Ordinary Shares		Additional
Period from June 30, 2025 (date of inception) through September 30, 2025	Shares	Amount	Paid-In Capital	Accumulated Deficit	Shareholders’ Deficit
Balances as of June 30, 2025	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Founder (1)	8,099,614	810	24,190	—	25,000
Surrender of Class B ordinary shares by Founder	(249,385)	(25)	25	—	—
Net loss	—	—	—	(86,973)	(86,973)
Balance as of September 30, 2025 (1)	7,850,229	$785	$24,215	$(86,973)	$(61,973)

(1) This number included up to 1,023,943 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters.

The accompanying notes are an integral part of these condensed financial statements.

GigCapital8 Corp.

Condensed Statement of Cash Flows

(Unaudited)

Period from June 30, 2025 (Date of Inception) through
September 30, 2025
OPERATING ACTIVITIES
Net loss	$(86,973)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating liabilities:
Accounts payable	86,982
Net cash provided by operating activities	9
FINANCING ACTIVITIES
Proceeds from sale of Class B ordinary shares to the Founder	25,000
Proceeds from sale of Private Investor Shares and Private Placement Units	3,259,632
Proceeds from related party loan	100,000
Repayment of related party loan	(2,626)
Payment of deferred offering costs	(89,852)
Net cash provided by financing activities	3,292,154
Net increase in cash	3,292,163
Cash at beginning of period	—
Cash at end of period	$3,292,163

Supplemental non-cash disclosure:
Settlement of related party loan for Private Placement Units	$97,374
Deferred offering costs included in accounts payable and accrued liabilities	$78,230

The accompanying notes are an integral part of these condensed financial statements.

GigCapital8 Corp.

Notes to Unaudited Condensed Financial Statements

Note 1. Basis of Presentation

Organization and General

GigCapital8 Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on June 30, 2025. The Company was formed for the purpose of effecting a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) upon closing of the initial public offering.

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from June 30, 2025 (date of inception) through September 30, 2025 relates to the Company’s formation and the proposed initial public offering (the “Proposed Offering”), as described below. The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Proposed Offering. The Company has selected December 31 as its fiscal year end.

On September 30, 2025, the Registration Statement on Form S-1 (File No. 333-289479 and File No. 333-290724), as amended (the “Registration Statement”), relating to the initial public offering (the “Offering”) of the Company was declared effective by the Securities and Exchange Commission (the “SEC”).

Sponsor, Founder and Proposed Financing

The Company’s sponsor is GigAcquisitions8 Corp., a Cayman Island exempted company (the “Sponsor” and is sometimes referred to as the “Founder”). The Company intends to finance a Business Combination with proceeds from a $220,000,000 public offering (Note 3), and a $3,357,006 private placement with the Sponsor and certain institutional investors (Notes 3 and 4). Upon the closing of the Proposed Offering, $220,000,000 (or $253,000,000 if the over-allotment option is exercised in full by D. Boral Capital LLC (the “Underwriter”)—Note 3) will be held in a trust account (the “Trust Account”) (discussed below).

The Trust Account

The funds in the Trust Account will be invested only in U.S. government treasury bills with a maturity of one hundred and eighty-five (185) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the completion of the Business Combination or (ii) the distribution of the Trust Account as described below.

The Company’s memorandum and articles of association provides that, other than the withdrawal of interest to pay taxes none of the funds held in the Trust Account will be released until the earlier of: (1) the completion of an initial Business Combination; (2) the redemption of 100% of the outstanding public shares if the Company has not completed an initial Business Combination within 24 months from the closing of the Offering or (3) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the Company’s public shares if the Company does not complete its initial Business Combination within the required time period or (B) with respect to any other provision relating to the Company’s pre-business combination activity and related shareholders’ rights.

Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Proposed Offering, although substantially all of the net proceeds of the Proposed Offering are intended to be generally applied toward consummating a Business Combination with (or acquisition of) a Target Business. As used herein, “Target Business” must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less withdrawals to pay taxes, if any, and such withdrawals can only be made from interest and not from the principal held in the Trust Account) at the time the Company signs a definitive agreement in connection with the Business Combination. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company, after signing a definitive agreement for a Business Combination, will either (i) seek shareholder approval of the Business Combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable, or (ii) provide shareholders with the opportunity to have their shares redeemed by the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to commencement of the tender offer, including interest but less taxes payable. The decision as to whether the Company will seek shareholder approval of the Business Combination or will allow shareholders to redeem their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval unless a vote is required by the Nasdaq rules. If the Company seeks shareholder approval, it will complete its Business Combination only if a majority of the outstanding shares are voted in favor of the Business Combination.

If the Company holds a shareholder vote or there is a tender offer for shares in connection with the Business Combination, a public shareholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable. As a result, such ordinary shares will be recorded at redemption amount and classified as temporary equity upon the completion of the Proposed Offering. The amount in the Trust Account is initially anticipated to be $10.00 per public share ($220,000,000 held in the Trust Account divided by 22,000,000 public shares).

The Company will have 24 months from the closing date of the Proposed Offering to complete its initial Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares for a per share pro rata portion of the Trust Account, including interest, but less amounts withdrawn to pay taxes, if any (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining shareholders, as part of its plan of dissolution and liquidation. The Sponsor and those certain institutional investors participating in the private placement each entered into agreements with the Company, pursuant to which they will agree: (1) to waive their redemption rights with respect to their Founder Shares (as defined below), Private Investor Shares (as defined below), private placement shares and any Class A ordinary shares issuable upon conversion thereof in connection with the consummation of the Company’s initial Business Combination or a tender offer conducted prior to a Business Combination or in connection with it; (2) to waive their rights to liquidating distributions from the trust account with respect to their Founder Shares, Private Investor Shares and private placement shares if we fail to complete the Company’s initial Business Combination within 24 months from the closing of this offering, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete the Company’s initial Business Combination within the prescribed time frame; and (3) to waive their redemption rights with respect to their Founder Shares, Private Investor Shares and private placement shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association that would modify the substance or timing of the Company’s obligation to redeem 100% of the Company’s public shares if the Company does not timely complete the Company’s initial Business Combination or with respect to any other provision relating to shareholders’ rights or pre business (per above under Trust Account) combination activity.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Proposed Offering.

Liquidity

As of September 30, 2025, the Company had $3,292,163 in cash and a negative working capital of $230,055. Further, the Company expects to continue to incur significant costs in pursuit of its financing and acquisition plans. Prior to the completion of the Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund Offering expenses was released to the Company for general working capital purposes. Accordingly, management has since re-evaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations for at least one year from the date that the condensed financial statements were issued, and therefore the substantial doubt has been alleviated.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America ( “GAAP”) and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2025, and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.

The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company's final prospectus dated October 6, 2025, as well as the Company's Current Report on Form 8-K filed with the SEC on October 14, 2025. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the period ending December 31, 2025 or for any future interim periods.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when an accounting standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised accounting standard at the time private companies adopt the new or revised standard.

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period (after deducting 1,023,943 ordinary shares subject to forfeiture in connection with the Proposed Offering). As of September 30, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2025.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account held in financial institutions, which at times, may exceed federally insured limits. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the condensed balance sheet.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Deferred Offering Costs Associated with the Proposed Offering

Deferred offering costs consist of legal, accounting, and other costs incurred through the balance sheet date that are directly related to the Proposed Offering and that will be charged to shareholder’s equity (deficit) upon the completion of the Proposed Offering.

Segment Information

Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income (loss) that also is reported on the statement of operations and comprehensive loss. The key measures of segment profit reviewed by the CODM are general and administrative expenses. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete the Proposed Offering and eventually a Business Combination within the business combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under Accounting Standards Codification (“ASC”) 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands, and the Company believes it is presently not subject to income taxes or income tax filing requirements in the United States.

Recent Accounting Pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Note 3. Proposed Offering

Pursuant to the Proposed Offering, the Company intends to offer for sale up to 22,000,000 units at a price of $10.00 per unit (the “Units”). Each Unit consists of one share of the Company’s Class A ordinary shares, $0.0001 par value and one right to receive one-fifth (1/5) of one Class A ordinary share upon consummation of the initial Business Combination.

The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise determined by the board of directors as provided by Cayman Islands laws. As a result, the holder must hold rights in multiples of five in order to receive shares for all of the rights upon closing of an initial business combination.

The Company expects to grant the Underwriter a 45-day option to purchase up to 3,300,000 additional Units to cover any over-allotments, at the initial public offering price less the underwriting discounts.

The Company expects to pay an underwriting discount of $0.0455 per Unit (or $0.0405 per Unit if the Underwriter’s option to purchase additional Units is exercised in full) to the Underwriter at the closing of the Proposed Offering. The underwriting discount is payable in cash.

Certain institutional accredited investors (none of which are affiliated with any member of management, the Sponsor or any other investor (the “non-managing investors”)) have committed to purchase an aggregate of (a) 2,964,203 Class B ordinary shares (of which up to 386,681 Class B ordinary shares would be subject to forfeiture depending on the extent to which the Underwriters’ over-allotment option is exercised during the Proposed Offering) (the “Private Investor Shares”) at a purchase price per Class B ordinary share of $0.023254, and (b) an aggregate of 242,475 Private Placement Units (or up to 262,425 Private Placement Units if the Underwriters’ over-allotment option is exercised in full) consisting of one Class A ordinary share and one right to receive one-fifth (1/5) of one Class A ordinary share upon consummation of the initial Business Combination at a price of $9.7374 per unit in a private placement that will occur simultaneously with the completion of the Proposed Offering (the “Private Placement Unit”) for an aggregate purchase price of $2,430,006 (or $2,624,266 if the Underwriters’ over-allotment option is exercised in full). The Private Investor Shares along with the Founder Shares will collectively represent 30% of the outstanding ordinary shares upon completion of the Proposed Offering, excluding the private placement shares that are an underlying security to the Private Placement Units. The private placement proceeds will be used to pay for business, legal and accounting due diligence expenses on acquisition targets and continuing general and administration expenses. As of September 30, 2025, the Company had received $3,357,006 in proceeds for payment of these Private Investor Shares and Private Placement Units in anticipation of the closing of the Proposed Offering. If the Proposed Offering does not close these proceeds will be returned to the investors. As such, these amounts are included in subscription liability of the condensed balance sheet as of September 30, 2025.

On October 7, 2025, the Company consummated the Offering of 25,300,000 Units, including the issuance of 3,300,000 Units as a result of the Underwriter’s exercise in full of their over-allotment option. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $253,000,000.

Note 4. Related Party Transactions

Founder Shares

On June 30, 2025 (date of inception), one Class B ordinary share that was allotted to Harneys Fiduciary (Cayman) Limited (“Harneys Fiduciary”) upon our formation was transferred by Harneys Fiduciary to the Founder and 8,099,613 Class B ordinary shares (the 8,099,614 Class B ordinary shares collectively are the “Founder Shares”) were issued to the Founder for an aggregate purchase price of $25,000. On July 18, 2025, the Founder surrendered 249,385 Class B ordinary shares to the Company (which were cancelled) for no consideration, with the resulting 7,850,229 Founder Shares paid for at a purchase price of $0.00318 per share. On October 3, 2025, the Sponsor transferred 5,000 Founder Shares to its Chief Financial Officer, solely in consideration of future services. The 5,000 Founder Shares granted to the Chief Financial Officer are subject to forfeiture back to the Sponsor in the event the Chief Financial Officer resigns or is removed for cause prior to consummation of an initial Business Combination.

The Founder intends, at the time of the consummation of the Proposed Offering, to sell 375,397 Founder Shares in the aggregate to four board nominees (“Insiders”) at an aggregate price of $9,244, or $0.02462 per share, and 1,416,665 Founder Shares to Lynrock Lake Master Fund LP (“Lynrock”) at an aggregate price of $13,130. Following this sale of Founder Shares, the Founder will hold 6,053,167 Founder Shares, and the price paid by the Founder for the 6,053,167 Founder Shares which it is retaining will be $2,626, or $0.000434 per share. The Founder Shares are identical to the Class A ordinary shares included in the Units being sold in the Proposed Offering except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below. The Founder, Insiders and Lynrock agreed to forfeit up to 1,023,943 Founder Shares to the extent that the over-allotment option is not exercised in full by the Underwriter. The forfeiture will be adjusted to the extent that the over-allotment option is not exercised in full by the Underwriter so that the Class B ordinary shares owned by the Founder, Insider, Lynrock and non-managing investors will own 30% of the Company’s issued and outstanding Class A and Class B ordinary shares after the Proposed Offering, excluding the private placement shares that are an underlying security to the Private Placement Units

Private Placement Units

The Founder, Insiders and Lynrock have agreed to purchase from the Company 95,200 Private Placement Units pursuant to a Unit Purchase Agreement. In addition, as discussed in Note 3, the non-managing investors will purchase 242,475 Private Placement Units (or up to 262,425 Private Placement Units if the Underwriters’ over-allotment option is exercised in full) at a price of $9.7374 per Private Placement Unit. Each five rights included in the Private Placement Units entitle the holder thereof to receive one Class A ordinary share upon the consummation of the initial Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise determined by the board of directors as provided by Cayman Islands laws. As a result, the holder must hold rights in multiples of five in order to receive shares for all of their rights upon closing of an initial Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and, as a result, the Company redeems the public shares for the funds held in the trust account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless.

The Company’s Founder, Insiders, Lynrock and the non-managing investors have each agreed not to transfer, assign or sell any of their respective Founder Shares, Private Investor Shares, Private Placement Units or underlying securities to the Private Placement Units that they may hold from the date of the Proposed Offering until the date that is (i) in the case of the Founder Shares and the Private Investor Shares, the earlier of (A) 6 months after the date of the consummation of the Company’s initial Business Combination or (B) subsequent to the Company’s initial Business Combination, (x) the date on which the last sale price of the Company’s Class A ordinary shares equals or exceeds $11.50 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 90 days after the Company’s initial Business Combination, or (y) the date on which the Company consummates a liquidation, merger, share exchange or other similar transaction after the Company’s initial Business Combination which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property, and (ii) in the case of the Private Placement Units (and its underlying securities), until 30 days after the completion of the Company’s initial Business Combination.

If the Company does not complete a Business Combination, then a portion of the proceeds from the sale of the Private Investor Shares and Private Placement Units will be part of the liquidating distribution to the public shareholders.

Registration Rights

The Company’s Founder, Insiders, Lynrock and the non-managing investors and their permitted transferees are entitled to registration rights pursuant to a registration rights agreement signed on the date of the prospectus for the Proposed Offering with respect to their respective Founder Shares, Private Investor Shares, Private Placement Units or the underlying securities to the Private Placement Units. These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. The Company will bear the expenses incurred in connection with the filing of any such registration statements. There will be no penalties associated with delays in registering the securities under the proposed registration rights agreement.

Related Party Loan

The Company has entered into a promissory note with the Sponsor with a principal amount of $100,000 (the “Promissory Note”), none of which remained outstanding as of September 30, 2025. The proceeds were used for the payment of expenses related to the Proposed Offering. In September 2025, the Promissory Note was settled in exchange for Private Placement Units totaling $97,374 and the remaining balance of $2,626 was repaid. The Promissory Note was non-interest bearing, unsecured and was due on the earlier of (i) December 31, 2025 or (ii) the date on which the Company consummates an initial public offering of its securities.

Note 5. Shareholders’ Equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. As of September 30, 2025, there were no preferred shares issued and outstanding.

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2025, there were no Class A ordinary shares issued and outstanding.

Class B Ordinary Shares

The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2025, there were 7,850,229 Class B ordinary shares issued and outstanding, of which 1,023,943 are subject to forfeiture if the over-allotment is not exercised in full or in part by the Underwriter.

Note 6. Subsequent Events

The Company evaluated subsequent events that occurred after the balance sheet date through November 6, 2025, the date that these financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the financial statements, except as disclosed below.

On October 3, 2025, the Sponsor transferred 5,000 Founder Shares to its Chief Financial Officer, solely in consideration of future services. The 5,000 Founder Shares granted to the Chief Financial Officer are subject to forfeiture back to the Sponsor in the event the Chief Financial Officer resigns or is removed for cause prior to consummation of an initial Business Combination.

The Company entered into an underwriting agreement with the Underwriter on October 3, 2025 to conduct the Offering of 22,000,000 Units in the amount of $220.0 million in gross proceeds, with a 45-day option provided to the Underwriter to purchase up to 3,300,000 additional Units solely to cover over-allotments, if any, in the amount of up to $33.0 million in additional gross proceeds.

On October 7, 2025, the Company consummated the Offering of 25,300,000 Units, including the issuance of 3,300,000 Units as a result of the Underwriter’s exercise in full of their over-allotment option. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $253,000,000.

The non-managing investors purchased an aggregate of (a) 2,964,203 Class B ordinary shares at a purchase price per Class B ordinary share of $0.023254, and (b) an aggregate of 262,425 Private Placement Units at a price of $9.7374 per unit for an aggregate purchase price of $2,624,266.

Following the closing of the Offering, net proceeds in the amount of $253,000,000 from the sale of the Units in the Offering were placed in the Trust Account.

Transaction costs amounted to $1,788,054, consisting of $1,025,000 of underwriting fees and $763,054 of offering costs. The Company’s remaining cash after payment of the offering costs is held outside of the Trust Account for working capital purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report (the “Quarterly Report”) to “we,” “us,” “our” or the “Company” refer to GigCapital8 Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Founder” refer to GigAcquisitions8 Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” “may,” “might,” “plan,” “possible,” “potential,” “should, “would” and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for our initial public offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a newly organized Private-to-Public Equity (PPE) company, also known as a blank check company or special purpose acquisition company (“SPAC”), incorporated in the Cayman Islands and formed by an affiliate of the serial SPAC issuer GigCapital Global, for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with one or more businesses or entities. We have not selected any specific business combination target.

We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering (the “Offering”), the sale of 2,964,203 Class B ordinary shares (“Private Investor Shares”) and the sale of 357,625 private placement units consisting of one Class A ordinary shares and one right to receive one-fifth (1/5) of one Class A ordinary share upon consummation of the initial business combination (“Private Placement Units”) which closed on October 7, 2025, our common equity or any preferred equity that we may create in accordance with the terms of our charter documents, debt, or a combination of cash, common or preferred equity and debt.

The issuance of additional ordinary shares or the creation of one or more classes of preferred shares during our initial business combination:

•
may significantly dilute the equity interest of investors in the Offering who would not have pre-emption rights in respect of any such issue;
•
may subordinate the rights of holders of ordinary shares if the rights, preferences, designations and limitations attaching to the preference shares are senior to those afforded our ordinary shares;
•
could cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
•
may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and
•
may adversely affect prevailing market prices for our public shares.

Similarly, if we issue debt securities or otherwise incur significant indebtedness, it could result in:

•
default and foreclosure on our assets if our operating revenues after our initial business combination are insufficient to repay our debt obligations;
•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
•
our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
•
our inability to obtain necessary additional financing if any document governing such debt contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
•
our inability to pay dividends on our ordinary shares;
•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
•
limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•
increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
•
limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, those necessary to prepare for the Offering and to identify a target business for the business combination. We do not expect to generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on cash and marketable securities raised during the Offering, described below. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had a net loss of $81,610, which consisted of operating expenses of $81,620 offset by interest income on cash in our operating account of $10.

For the period from June 30, 2025 (inception) through September 30, 2025, we had a net loss of $86,973, which consisted of operating expenses of $86,983 offset by interest income on cash in our operating account of $10.

Liquidity and Capital Resources

Until the consummation of the Offering, our only source of liquidity was the initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and the loan from our Sponsor.

On October 7, 2025, we consummated the Offering, including the over-allotment option, of 25,300,000 units at $10.00 per unit generating gross proceeds of $253,000,000. Simultaneously with the closing of the Offering, we consummated the sale of an aggregate of 2,964,203 Class B ordinary shares at a purchase price per Class B ordinary share of $0.023254, and an aggregate of 357,625 private placement units consisting of one Class A ordinary share and one right to receive one-fifth (1/5) of one Class A ordinary share upon consummation of the initial Business Combination at a price of $9.7374 per unit in a private placement for an aggregate purchase price of $3,551,266. These transactions resulted in proceeds of $256,551,266 of which $253,000,000 will be held in a Trust Account.

For the period from June 30, 2025 (inception) through September 30, 2025, cash provided by operating activities was $9, resulting from increases in accounts payable. This was partially offset by net loss of $86,973.

For the period from June 30, 2025 (inception) through September 30, 2025, cash provided by financing activities was $3,292,154, resulting from the sale of Class B ordinary shares to the Founder totaling $25,000, the sale of Private Placement Units totaling $3,259,632 and proceeds from a related party loan, net of repayments, of $97,374. This was partially offset by the payment of $89,852 in deferred offering costs.

As of September 30, 2025, we had cash of $3,292,163. If our cash becomes insufficient to allow us to operate for at least the next 12 months, assuming that a business combination is not consummated during that time, we intend to manage our cash flow through the timing and payment of expenses or, if necessary, raise additional funds from the Sponsor to ensure our cash balance will be sufficient to allow us to operate for at least the next 12 months. In the event that additional financing is required from outside sources, the Company may not be able to raise it on terms acceptable to the Company or at all. Over this time period, we intend to use these funds primarily for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial business combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

As of September 30, 2025, we have not entered into any off-balance sheet financing arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of September 30, 2025, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay GigManagement, LLC a monthly fee of $30,000 for office space, administrative services and secretarial support upon the consummation of our initial public offering and an agreement with our Chief Financial Officer to pay a monthly fee of $15,000 for accounting services.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when an accounting standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised accounting standard at the time private companies adopt the new or revised standard.

Net Income (Loss) Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period (after deducting 1,023,943 ordinary shares subject to forfeiture in connection with the Offering). As of September 30, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2025, we were not subject to any market or interest rate risk.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During our most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for the Offering filed with the SEC on October 7, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for the Offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Founder and Consulting Shares

On June 30, 2025 (date of inception), one Class B ordinary share that was allotted to Harneys Fiduciary (Cayman) Limited (“Harneys Fiduciary”) upon the Company’s formation was transferred by Harneys Fiduciary to the Founder and 8,099,613 Class B ordinary shares (the 8,099,614 Class B ordinary shares collectively are the “Founder Shares”) were issued to the Founder for an aggregate purchase price of $25,000. On July 18, 2025, the Founder surrendered 249,385 Class B ordinary shares to the Company (which were cancelled) for no consideration, with the resulting 7,850,229 Founder Shares paid for at a purchase price of $0.00318 per share. On October 3, 2025, the Sponsor transferred 5,000 Founder Shares to its Chief Financial Officer, solely in consideration of future services. The 5,000 Founder Shares granted to the Chief Financial Officer are subject to forfeiture back to the Sponsor in the event the Chief Financial Officer resigns or is removed for cause prior to consummation of an initial Business Combination.

At the consummation of the Offering the Founder sold 375,397 Founder Shares in the aggregate to four board nominees (“Insiders”) at an aggregate price of $9,244, or $0.02462 per share, and 1,416,665 Founder Shares to Lynrock Lake Master Fund LP (“Lynrock”) at an aggregate price of $13,130. Following this sale of Founders Shares, the Founder holds 6,053,167 Founder Shares, and the price paid by the Founder for the 6,053,167 Founder Shares which it is retaining was $2,626, or $0.000434 per share. The Class B ordinary shares owned by the Founder, Insiders, Lynrock and non-managing investors represent 30% of the Company’s issued and outstanding Class A and Class B ordinary shares after the Offering, excluding the private placement shares that are an underlying security to the Private Placement Units.

The shares issued to the Founder, Chief Financial Officer, Insiders and Lynrock were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Each holder of the Founder Shares is an “accredited investor” as such term is defined in Rule 501(a) of Regulation D under the Securities Act.

Private Investor Shares and Private Placement Units

Certain institutional accredited investors (none of which are affiliated with any member of management, the Sponsor or any other investor (the “non-managing investors”)) purchased an aggregate of (a) 2,964,203 Private Investor Shares at a purchase price per Class B ordinary share of $0.023254, and (b) an aggregate of 262,425 Private Placement Units at a price of $9.7374 per unit for an aggregate purchase price of $2,624,266.

The Private Investor Shares and Private Placement Units were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The institutional investors are each an “accredited investor” as such term is defined in Rule 501(a) of Regulation D under the Securities Act.

Use of Proceeds

On September 30, 2025, the Registration Statement on Form S-1 (File No. 333-289479), as amended (the “Registration Statement”), relating to the Offering of the Company was declared effective by the SEC.

The Company entered into an underwriting agreement with D. Boral Capital LLC (the “Underwriter”) on October 3, 2025 to conduct the Offering of 22,000,000 units (the “Units”) in the amount of $220.0 million in gross proceeds, with a 45-day option provided to the Underwriter to purchase up to3,300,000 additional Units solely to cover over-allotments, if any, in the amount of up to

$33.0 million in additional gross proceeds. Each Unit consists of one share of the Company’s Class A ordinary shares, $0.0001 par value, and one right to receive one-fifth (1/5) of one Class A ordinary share upon the consummation of an initial Business Combination.

On October 7, 2025, the Company consummated the Offering of 25,300,000 Units, including the issuance of 3,300,000 Units as a result of the Underwriter’s exercise in full of their over-allotment option. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $253,000,000.

As of September 30, 2025, we had cash of $3,292,163 for working capital purposes.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: November 6, 2025	By:	/s/ Dr. Avi S. Katz
Dr. Avi S. Katz
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: November 6, 2025	By:	/s/ Christine M. Marshall
Christine M. Marshall
Chief Financial Officer (Principal Financial and Accounting Officer)