Form 10-Q
period 2026-03-31
GigCapital8 Corp.
filed 2026-05-13
CIK 2080019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 13, 2026, the registrant had 25,657,625 Class A ordinary shares, $0.0001 par value per share and 10,814,432 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GigCapital8 Corp.

Condensed Balance Sheets

(Unaudited)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets
Cash	$1,051,434	$1,442,471
Prepaid expenses and other current assets	181,228	141,594
Total current assets	1,232,662	1,584,065
Cash and marketable securities held in Trust Account	257,522,252	255,267,683
Other assets	36,187	53,808
TOTAL ASSETS	$258,791,101	$256,905,556
LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$44,780	$132,910
Related party payable	69,019	42,242
Accrued liabilities	114,000	110,870
TOTAL LIABILITIES	227,799	286,022
Commitments and contingencies (Note 4)
Class A ordinary shares subject to possible redemption, par value of $0.0001 per share 200,000,000 shares authorized; 25,300,000 shares at a redemption value of $10.17 per share and $10.09 per share as of March 31, 2026 and December 31, 2025, respectively	257,422,252	255,167,683
Shareholders’ equity:
Preferred shares, par value of $0.0001 per share; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, par value of $0.0001 per share; 200,000,000 shares authorized; 357,625 issued and outstanding (excludes 25,300,000 shares subject to possible redemption) as of March 31, 2026 and December 31, 2025	36	36
Class B ordinary shares, par value of $0.0001 per share; 20,000,000 shares authorized; 10,814,432 shares issued and outstanding as of March 31, 2026 and December 31, 2025	1,081	1,081
Additional paid-in capital	—	—
Retained earnings	1,139,933	1,450,734
Total shareholders’ equity	1,141,050	1,451,851
TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ EQUITY	$258,791,101	$256,905,556

The accompanying notes are an integral part of these condensed financial statements.

GigCapital8 Corp.

Condensed Statement of Operations and Comprehensive Income

(Unaudited)

Three Months Ended
March 31, 2026
Revenues	$—
General and administrative expenses	311,098
Loss from operations	(311,098)
Other income:
Interest income	297
Interest and dividend income on marketable securities held in Trust Account	2,254,569
Income before provision for income taxes	1,943,768
Provision for income taxes	—
Net income and comprehensive income	$1,943,768
Net income attributable to Class A ordinary shares subject to possible redemption	$1,348,356
Basic and diluted weighted-average shares outstanding, Class A ordinary shares subject to possible redemption	25,300,000
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.05
Net income attributable to Class A and B non-redeemable ordinary shares	$595,412
Basic and diluted weighted-average Class A and B non-redeemable ordinary shares outstanding	11,172,057
Basic and diluted net income per share, Class A and B non-redeemable ordinary shares	$0.05

The accompanying notes are an integral part of these condensed financial statements.

GigCapital8 Corp.

Condensed Statement of Shareholders’ Equity

(Unaudited)

	Class A		Class B
	Ordinary Shares		Ordinary Shares		Additional
Three Months Ended March 31, 2026	Shares	Amount	Shares	Amount	Paid-In Capital	Retained Earnings	Shareholders’ Equity
Balance as of December 31, 2025	357,625	$36	10,814,432	$1,081	$—	$1,450,734	$1,451,851
Accretion of Class A ordinary shares to redemption value	—	—	—	—	(2,254,569)	—	(2,254,569)
Reclass of negative additional paid-in capital to retained earnings	—	—	—	—	2,254,569	(2,254,569)	—
Net income	—	—	—	—	—	1,943,768	1,943,768
Balance as of March 31, 2026	357,625	36	10,814,432	$1,081	$—	$1,139,933	$1,141,050

The accompanying notes are an integral part of these condensed financial statements.

GigCapital8 Corp.

Condensed Statement of Cash Flows

(Unaudited)

For the Three Months Ended
March 31, 2026
OPERATING ACTIVITIES
Net income	$1,943,768
Adjustments to reconcile net income to net cash used by operating activities:
Interest and dividends earned on cash and marketable securities held in Trust Account	(2,254,569)
Changes in operating liabilities:
Prepaid expenses and other current assets	(39,634)
Other assets	17,621
Accounts payable	(88,130)
Related party payable	26,777
Accrued liabilities	3,130
Net cash used by operating activities	(391,037)
Net decrease in cash	(391,037)
Cash at beginning of period	1,442,471
Cash at end of period	$1,051,434

Supplemental non-cash disclosure:
Accretion of Class A ordinary shares to redemption value	$2,254,569

The accompanying notes are an integral part of these condensed financial statements.

GigCapital8 Corp.

Notes to Unaudited Condensed Financial Statements

Note 1. Basis of Presentation

Organization and General

GigCapital8 Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on June 30, 2025. The Company was formed for the purpose of effecting a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The Company’s sponsor is GigAcquisitions8 Corp., a Cayman Islands exempted company (the “Sponsor”).

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from June 30, 2025 (date of inception) through March 31, 2026 relates to the Company’s formation and the initial public offering (the “Offering”), as described below, and identifying a target Business Combination, as described below. The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and dividend income on cash, cash equivalents and marketable securities from the proceeds received from the Offering. The Company has selected December 31 as its fiscal year end.

On September 30, 2025, the Securities and Exchange Commission (the “SEC”) declared the Company’s Registration Statement on Form S-1 (File No. 333-289479) (the “Registration Statement”), as amended, in connection with the Offering, effective.

The Company entered into an underwriting agreement with D. Boral Capital LLC (the “Underwriter”) on October 3, 2025 to conduct the Offering of 22,000,000 units (the “Units”) in the amount of $220.0 million in gross proceeds, with a 45-day option provided to the Underwriter to purchase up to 3,300,000 additional Units solely to cover over-allotments, if any, in the amount of up to $33.0 million in additional gross proceeds. Each Unit consists of one of the Company’s Class A ordinary shares, $0.0001 par value, and one right to receive one-fifth (1/5) of one Class A ordinary share upon the consummation of an initial Business Combination.

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

Liquidity

As of March 31, 2026, the Company had $1,051,434 in cash and working capital of $1,004,863. Further, the Company has no present revenue, its business plan is dependent on the completion of a Business Combination and it expects to continue to incur significant costs in pursuit of its Business Combination acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the target business acquisition period. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2026, and the results of operations and cash flows for the period presented. Certain information and disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

The accompanying unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the period from June 30, 2025 (date of inception) through December 31, 2025, which was filed with the SEC on March 31, 2026. The results of operations for the interim period presented are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future interim periods.

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

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. The weighted-average ordinary shares are reduced for the effect of the Class B ordinary shares that are subject to forfeiture. The Company’s condensed statement of operations and comprehensive income include a presentation of net income per share subject to redemption in a manner similar to the two-class method of income (loss) per share. With respect to the accretion of the Class A ordinary shares subject to possible redemption and consistent with ASC 480-10-S99-3A, the Company treated accretion in the same manner as a dividend paid to the shareholders in the calculation of the net income per ordinary share. As a result, diluted net income per share is the same as basic net income per share for the periods presented.

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

Cash and Marketable Securities Held in Trust Account

As of March 31, 2026 and December 31, 2025, the assets held in the Trust Account consisted of money market funds investing in U.S. Treasury securities and cash. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in investment income on marketable securities held in the Trust Account in the accompanying condensed statement of operations and comprehensive income. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and the SEC's Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering.” Offering costs in the amount of $1,788,054 consist principally of professional and registration fees incurred that are related to the Offering. Offering costs were allocated to the separable financial instruments issued in the Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to the public shares were charged to temporary equity and offering costs allocated to the public rights (as discussed in Note 3) were charged to shareholders’ equity upon the completion of the Offering.

Ordinary Shares Subject to Possible Redemption

Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets. Immediately upon the closing of the Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable ordinary shares resulted in charges against additional paid-in capital. As of March 31, 2026 and December 31, 2025, 25,300,000 Class A ordinary shares were issued and outstanding and subject to possible redemption.

As of March 31, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds	$253,000,000
Less:
Proceeds allocated to public rights	(10,626,000)
Ordinary share issuance costs	(1,712,956)
Plus:
Accretion of carrying value to redemption value	14,506,639
Class A ordinary shares subject to possible redemption, December 31, 2025	255,167,683
Accretion of carrying value to redemption value	2,254,569
Class A ordinary shares subject to possible redemption, March 31, 2026	$257,422,252

Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the condensed balance sheets.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

3. Offering

On October 7, 2025, the Company completed the Offering whereby the Company sold 25,300,000 Units at a price of $10.00 per Unit. Each Unit consists of one of the Company’s Class A ordinary shares, $0.0001 par value and one right to receive one-fifth (1/5) of one Class A ordinary share upon consummation of the initial Business Combination.

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

4. Related Party Transactions

Founder Shares

On June 30, 2025 (date of inception), one Class B ordinary share that was allotted to Harneys Fiduciary (Cayman) Limited (“Harneys Fiduciary”) upon the Company’s formation was transferred by Harneys Fiduciary to the Sponsor and 8,099,613 Class B ordinary shares (the 8,099,614 Class B ordinary shares collectively are the “Founder Shares”) were issued to the Sponsor for an aggregate purchase price of $25,000. On July 18, 2025, the Sponsor surrendered 249,385 Class B ordinary shares to the Company (which were cancelled) for no consideration, with the resulting 7,850,229 Founder Shares paid at a purchase price of $0.00318 per share.

On October 3, 2025, the Sponsor transferred 5,000 Founder Shares to its Chief Financial Officer, solely in consideration of future services. The 5,000 Founder Shares granted to the Chief Financial Officer are subject to forfeiture back to the Sponsor in the event the Chief Financial Officer resigns or is removed for cause prior to consummation of an initial Business Combination.

At the consummation of the Offering the Sponsor sold 375,397 Founder Shares in the aggregate to four board members (“Insiders”) at an aggregate price of $9,244, or $0.02462 per share, and 1,416,665 Founder Shares to Lynrock Lake Master Fund LP (“Lynrock”) at an aggregate price of $13,130. Following the sale of Founder Shares, the Sponsor holds 6,053,167 Founder Shares and the price paid by the Sponsor for the 6,053,167 Founder Shares which it retained is $2,626, or $0.000434 per share. The Class B ordinary shares owned by the Sponsor, Insiders, Lynrock and non-managing investors represents 30% of the Company’s issued and outstanding Class A and Class B ordinary shares after the Offering, excluding the private placement shares that are an underlying security to the Private Placement Units.

Private Placement Units

Simultaneously with the closing of the Offering, the Sponsor, Insiders and Lynrock purchased from the Company 95,200 Private Placement Units at a price of $9.7374 per Private Placement Unit pursuant to a Unit Purchase Agreement. In addition, as discussed in Note 3, the non-managing investors purchased 262,425 Private Placement Units at a price of $9.7374 per Private Placement Unit. Each five rights included in the Private Placement Units entitle the holder thereof to receive one Class A ordinary share upon the consummation of the initial Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise determined by the board of directors as provided by Cayman Islands laws. As a result, the holder must hold rights in multiples of five in order to receive shares for all of their rights upon closing of an initial Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and, as a result, the Company redeems the public shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless.

The Company’s Sponsor, Insiders, Lynrock and the non-managing investors have each agreed not to transfer, assign or sell any of their respective Founder Shares, Private Investor Shares, Private Placement Units or underlying securities to the Private Placement

Units that they may hold from the date of the Offering until the date that is (i) in the case of the Founder Shares and the Private Investor Shares, the earlier of (A) 6 months after the date of the consummation of the Company’s initial Business Combination or (B) subsequent to the Company’s initial Business Combination, (x) the date on which the last sale price of the Company’s Class A ordinary shares equals or exceeds $11.50 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 90 days after the Company’s initial Business Combination, or (y) the date on which the Company consummates a liquidation, merger, share exchange or other similar transaction after the Company’s initial Business Combination which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property, and (ii) in the case of the Private Placement Units (and its underlying securities), until 30 days after the completion of the Company’s initial Business Combination.

If the Company does not complete a Business Combination, then a portion of the proceeds from the sale of the Private Investor Shares and Private Placement Units will be part of the liquidating distribution to the public shareholders.

Registration Rights

The Company’s Sponsor, Insiders, Lynrock and the non-managing investors and their permitted transferees are entitled to registration rights pursuant to a registration rights agreement signed on the date of the prospectus for the Offering with respect to their respective Founder Shares, Private Investor Shares, Private Placement Units or the underlying securities to the Private Placement Units. These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. The Company will bear the expenses incurred in connection with the filing of any such registration statements. There will be no penalties associated with delays in registering the securities under the proposed registration rights agreement.

Administrative Services Agreement and Other Agreements

The Company has agreed to pay $30,000 a month for office space, administrative services and secretarial support to an affiliate of the Sponsor, GigManagement, LLC. Services commenced on October 7, 2025, the date the securities were first listed on Nasdaq, and will terminate upon the earlier of the consummation by the Company of a Business Combination or the liquidation of the Company.

5. Shareholders’ Equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2026 and December 31, 2025, there were no preferred shares issued and outstanding.

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2026 and December 31, 2025, there were 25,657,625 Class A ordinary shares issued and outstanding, of which 25,300,000 Class A ordinary shares are subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2026 and December 31, 2025, there were 10,814,432 Class B ordinary shares issued and outstanding.

Rights

Except in cases where the Company is not the surviving company in an initial Business Combination, each holder of a right will automatically receive one-fifth (1/5) of one Class A ordinary share upon consummation of an initial Business Combination. In the event the Company is not the surviving company upon completion of an initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-fifth (1/5) of a Class A ordinary share of the new entity underlying each right upon consummation of the initial Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise determined by the board of directors as provided by Cayman Islands laws. As a result, each holder must hold rights in multiples of five in order to receive shares for all of the rights upon closing of an initial Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and redeems the public shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless. As of March 31, 2026 and December 31, 2025, there were 25,657,625 rights outstanding.

The public rights have been classified within shareholders’ equity and will not require remeasurement after issuance.

Stock-based Compensation

Included in the outstanding Class B ordinary shares are 5,000 Founder Shares issued to Ms. Marshall, the Company’s Chief Financial Officer, solely in consideration of future services pursuant to the Grant of Insider Shares Agreement dated September 26, 2025 between the Company and Ms. Marshall. The 5,000 Founder Shares issued to Ms. Marshall are subject to forfeiture as described in Note 4. If an initial Business Combination occurs and the 5,000 Founder Shares have not been previously forfeited, the fair value of the Class B ordinary shares on the date the shares were granted will be recognized as stock-based compensation in the Company’s condensed statement of operations and comprehensive income when the completion of the Business Combination becomes probable.

6. Fair Value Instruments

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	March 31, 2026	December 31, 2025
Assets:
Cash and marketable securities held in Trust Account	1	$257,522,252	$255,267,683

There were no other financial assets or liabilities measured on a recurring basis as of March 31, 2026 and December 31, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report (the “Quarterly Report”) to “we,” “us,” “our” or the “Company” refer to GigCapital8 Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to GigAcquisitions8 Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

We intend to effectuate our initial business combination using cash from the proceeds of our Offering and the sale of the Private Placement Units, the sale of the Private Investor Shares, our common equity or any preferred equity that we may create in accordance with the terms of our charter documents, debt, or a combination of cash, common or preferred equity and debt. The public units sold in the Offering each consist of one Class A ordinary share of the Company and one right to receive one-fifth (1/5) of one Class A ordinary share upon the consummation of the initial business combination.

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

For the three months ended March 31, 2026, we had net income of $1,943,768, which consisted of interest and dividend income on cash and marketable securities held in the Trust Account and operating account of $2,254,569 and $297, respectively, that were partially offset by operating expenses of $311,098.

Liquidity and Capital Resources

Our liquidity needs have been satisfied to date through: (1) the receipt of $25,000 from the sale of the Founder Shares, (2) the net proceeds of $251,211,946 from the sale of the public units in the Offering, after deducting net offering expenses of approximately $1,788,054, which includes an underwriting discount of $1,025,000, (3) the sale of the Private Placement Units to our insiders for a purchase price of $927,000, and (4) the sale of Private Placement Units and the Private Investor Shares to the non-managing investors for a purchase price of $2,624,266. These transactions resulted in proceeds of $254,788,212 of which $253,000,000 was deposited in the Trust Account.

As of March 31, 2026, we held cash and marketable securities in the amount of $257,522,252 in the Trust Account. The marketable securities consisted of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations.

For the three months ended March 31, 2026, cash used in operating activities was $391,037, resulting from interest and dividends earned on marketable securities held in the Trust Account of $2,254,569, plus an increase in prepaid expenses and other current assets of $39,634 and a decrease in accounts payable of $88,130. These are partially offset by net income of $1,943,768 and an increase in liabilities of $29,907, due to an increase in related party payable and accrued liabilities and a decease of $17,621 in other assets.

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

As of March 31, 2026, we had cash of $1,051,434 held outside the Trust Account. If the proceeds not held in the Trust Account become insufficient to allow us to operate for at least the next 12 months, assuming that a business combination is not consummated during that time, we intend to manage our cash flow through the timing and payment of expenses or, if necessary, raise additional funds from the Sponsor to ensure the proceeds not held in the Trust Account will be sufficient to allow us to operate for at least the next 12 months. In the event that additional financing is required from outside sources, the Company may not be able to raise it on terms acceptable to the Company or at all. Over this time period, we intend to use these funds primarily for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

Off-Balance Sheet Arrangements

As of March 31, 2026, we have not entered into any off-balance sheet financing arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of March 31, 2026, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay GigManagement, LLC a monthly fee of $30,000 for office space, administrative services and secretarial support and an agreement with our Chief Financial Officer to pay a monthly fee of $15,000 for accounting services.

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

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. The weighted-average ordinary shares are reduced for the effect of the Class B ordinary shares that are subject to forfeiture. The Company’s condensed statement of operations and comprehensive income include a presentation of net income per share subject to redemption in a manner similar to the two-class method of income (loss) per share. With respect to the accretion of the Class A ordinary shares subject to possible redemption and consistent with ASC 480-10-S99-3A, the Company treated accretion in the same manner as a dividend paid to the shareholders in the calculation of the net income per ordinary share. As a result, diluted net income per share is the same as basic net income per share for the period presented.

Ordinary Shares subject to possible redemption

Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheets. As of March 31, 2026 and December 31, 2025, 25,300,000 Class A ordinary shares were issued and outstanding and subject to possible redemption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2026, we were not subject to any market or interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31,

2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Item 1A. Risk Factors.

The statements in this section describe the known material risks to our business and should be considered carefully. As of March 31, 2026, there have been no material changes in risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Founder and Consulting Shares

On June 30, 2025 (date of inception), one Class B ordinary share that was allotted to Harneys Fiduciary upon the Company’s formation was transferred by Harneys Fiduciary to the Sponsor and the Founder Shares were issued to the Sponsor for an aggregate purchase price of $25,000. On July 18, 2025, the Sponsor surrendered 249,385 Class B ordinary shares to the Company (which were cancelled) for no consideration, with the resulting 7,850,229 Founder Shares paid for at a purchase price of $0.00318 per share. On October 3, 2025, the Sponsor transferred 5,000 Founder Shares to its Chief Financial Officer, solely in consideration of future services. The 5,000 Founder Shares granted to the Chief Financial Officer are subject to forfeiture back to the Sponsor in the event the Chief Financial Officer resigns or is removed for cause prior to consummation of an initial Business Combination.

At the consummation of the Offering the Sponsor sold 375,397 Founder Shares in the aggregate the Insiders at an aggregate price of $9,244, and 1,416,665 Founder Shares to Lynrock at an aggregate price of $13,130. Following this sale of Founders Shares, the Sponsor holds 6,053,167 Founder Shares, and the price paid by the Sponsor for the 6,053,167 Founder Shares which it retained was $2,626, or $0.000434 per share. The Class B ordinary shares owned by the Sponsor, Insiders, Lynrock and non-managing investors represent 30% of the Company’s issued and outstanding Class A and Class B ordinary shares after the Offering, excluding the private placement shares that are an underlying security to the Private Placement Units.

The shares issued to the Sponsor, Chief Financial Officer, Insiders and Lynrock were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Each holder of the Founder Shares is an “accredited investor” as such term is defined in Rule 501(a) of Regulation D under the Securities Act.

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

Use of Proceeds

On September 30, 2025, the Registration Statement (File No. 333-289479), as amended, relating to the Offering of the Company was declared effective by the SEC.

The Company entered into an underwriting agreement with the Underwriter on October 3, 2025 to conduct the Offering of 22,000,000 Units in the amount of $220.0 million in gross proceeds, with a 45-day option provided to the Underwriter to purchase up to 3,300,000 additional Units solely to cover over-allotments, if any, in the amount of up to $33.0 million in additional gross proceeds.

Each Unit consists of one of the Company’s Class A ordinary shares, $0.0001 par value, and one right to receive one-fifth (1/5) of one Class A ordinary share upon the consummation of an initial Business Combination.

On October 7, 2025, the Company consummated the Offering of 25,300,000 Units, including the issuance of 3,300,000 Units as a result of the Underwriter’s exercise in full of their over-allotment option. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $253,000,000.

As of March 31, 2026, we had cash of $1,051,434 for working capital purposes.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1**	Amended and Restated Memorandum and Articles of Association
4.1***	Specimen Unit Certificate
4.2***	Specimen Class A Ordinary Share Certificate
4.3***	Specimen Right Certificate
4.4**	Rights Agreement, dated October 3, 2025, by and between the Company and Continental Stock Transfer & Trust Company
10.1**

Insider Letter Agreement, dated October 3, 2025, by and between the Company and GigAcquisitions8 Corp., each of its officers and directors, D. Boral Capital LLC, and certain other security holders named therein

10.2**	Registration Rights Agreement, dated October 3, 2025, by and among the Company, the Sponsor, and certain other security holders named therein
10.3**	Investment Management Trust Agreement, dated October 3, 2025, by and between the Company and Continental Stock Transfer & Trust Company
10.4**	Administrative Services Agreement, dated October 3, 2025, by and between the Company and GigManagement, LLC
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

** Previously filed with that certain Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2025, and incorporated herein by reference.

*** Previously filed with that certain Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on September 30, 2025, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GigCapital8 Corp.

Date: May 13, 2026	By:	/s/ Dr. Avi S. Katz
Dr. Avi S. Katz
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: May 13, 2026	By:	/s/ Christine M. Marshall
Christine M. Marshall
Chief Financial Officer (Principal Financial and Accounting Officer)