Form 10-Q
period 2026-06-30
GigCapital8 Corp.
filed 2026-08-05
CIK 2080019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 5, 2026, the registrant had 25,657,625 Class A ordinary shares, $0.0001 par value per share and 10,814,432 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GigCapital8 Corp.

Condensed Balance Sheets

(Unaudited)

	June 30,	December 31,
	2026	2025
ASSETS
Current assets
Cash	$716,054	$1,442,471
Prepaid expenses and other current assets	137,558	141,594
Total current assets	853,612	1,584,065
Cash and marketable securities held in Trust Account	259,803,251	255,267,683
Other assets	18,567	53,808
TOTAL ASSETS	$260,675,430	$256,905,556
LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$36,891	$132,910
Related party payable	4,226	42,242
Accrued liabilities	79,192	110,870
TOTAL LIABILITIES	120,309	286,022
Commitments and contingencies (Note 4)
Class A ordinary shares subject to possible redemption, par value of $0.0001 per share 200,000,000 shares authorized; 25,300,000 shares at a redemption value of $10.26 per share and $10.09 per share as of June 30, 2026 and December 31, 2025, respectively	259,703,251	255,167,683
Shareholders’ equity:
Preferred shares, par value of $0.0001 per share; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, par value of $0.0001 per share; 200,000,000 shares authorized; 357,625 issued and outstanding (excludes 25,300,000 shares subject to possible redemption) as of June 30, 2026 and December 31, 2025	36	36
Class B ordinary shares, par value of $0.0001 per share; 20,000,000 shares authorized; 10,814,432 shares issued and outstanding as of June 30, 2026 and December 31, 2025	1,081	1,081
Additional paid-in capital	—	—
Retained earnings	850,753	1,450,734
Total shareholders’ equity	851,870	1,451,851
TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ EQUITY	$260,675,430	$256,905,556

The accompanying notes are an integral part of these condensed financial statements.

GigCapital8 Corp.

Condensed Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended	Period from June 30, 2025 (Inception) through	Six Months Ended	Period from June 30, 2025 (Inception) through
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenues	$—	$—	$—	$—
General and administrative expenses	289,391	5,363	600,489	5,363
Loss from operations	(289,391)	(5,363)	(600,489)	(5,363)
Other income:
Interest income	211	—	508	—
Interest and dividend income on marketable securities held in Trust Account	2,280,999	—	4,535,568	—
Income (loss) before provision for income taxes	1,991,819	(5,363)	3,935,587	(5,363)
Provision for income taxes	—	—	—	—
Net income (loss) and comprehensive income (loss)	$1,991,819	$(5,363)	$3,935,587	$(5,363)
Net income attributable to Class A ordinary shares subject to possible redemption	$1,381,688	$—	$2,730,045	$—
Basic and diluted weighted-average shares outstanding, Class A ordinary shares subject to possible redemption	25,300,000	—	25,300,000	—
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.05	$—	$0.11	$—
Net income (loss) attributable to Class A and B non-redeemable ordinary shares	$610,131	$(5,363)	$1,205,542	$(5,363)
Basic and diluted weighted-average Class A and B non-redeemable ordinary shares outstanding	11,172,057	8,099,614	11,172,057	8,099,614
Basic and diluted net income (loss) per share, Class A and B non-redeemable ordinary shares	$0.05	$(0.00)	$0.11	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

GigCapital8 Corp.

Condensed Statements of Shareholders’ Equity

(Unaudited)

	Class A		Class B
	Ordinary Shares		Ordinary Shares		Additional
Three Months Ended June 30, 2026	Shares	Amount	Shares	Amount	Paid-In Capital	Retained Earnings	Shareholders’ Equity
Balance as of March 31, 2026	357,625	$36	10,814,432	$1,081	$—	$1,139,933	$1,141,050
Accretion of Class A ordinary shares to redemption value	—	—	—	—	(2,280,999)	—	(2,280,999)
Reclass of negative additional paid-in capital to retained earnings	—	—	—	—	2,280,999	(2,280,999)	—
Net income	—	—	—	—	—	1,991,819	1,991,819
Balance as of June 30, 2026	357,625	$36	10,814,432	$1,081	$—	$850,753	$851,870

	Class A		Class B
	Ordinary Shares		Ordinary Shares		Additional
Six Months Ended June 30, 2026	Shares	Amount	Shares	Amount	Paid-In Capital	Retained Earnings	Shareholders’ Equity
Balance as of December 31, 2025	357,625	$36	10,814,432	$1,081	$—	$1,450,734	$1,451,851
Accretion of Class A ordinary shares to redemption value	—	—	—	—	(4,535,568)	—	(4,535,568)
Reclass of negative additional paid-in capital to retained earnings	—	—	—	—	4,535,568	(4,535,568)	—
Net income	—	—	—	—	—	3,935,587	3,935,587
Balances as of June 30, 2026	357,625	$36	10,814,432	$1,081	$—	$850,753	$851,870

	Class A		Class B
	Ordinary Shares		Ordinary Shares		Additional
Period from June 30, 2025 (inception) to June 30, 2025	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Shareholders’ Equity
Balance as of June 30, 2025 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares by Founder	8,099,614	810	—	—	24,190	—	25,000
Net loss	—	—	—	—	—	(5,363)	(5,363)
Balance as of June 30, 2025	8,099,614	$810	—	$—	$24,190	$(5,363)	$19,637

	Class A		Class B
	Ordinary Shares		Ordinary Shares		Additional
Period from June 30, 2025 (inception) to June 30, 2025	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Shareholders’ Equity
Balance as of June 30, 2025 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares by Founder	8,099,614	810	—	—	24,190	—	25,000
Net loss	—	—	—	—	—	(5,363)	(5,363)
Balances as of June 30, 2025	8,099,614	$810	—	$—	$24,190	$(5,363)	$19,637

The accompanying notes are an integral part of these condensed financial statements.

GigCapital8 Corp.

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended	Period from June 30, 2025 (Date of Inception) through
	June 30, 2026	June 30, 2025
OPERATING ACTIVITIES
Net income (loss)	$3,935,587	$(5,363)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest and dividends earned on cash and marketable securities held in Trust Account	(4,535,568)	—
Changes in operating liabilities:
Prepaid expenses and other current assets	4,036	—
Other assets	35,241	—
Accounts payable	(96,019)	—
Related party payable	(38,016)	—
Accrued liabilities	(31,678)	5,363
Net cash used in operating activities	(726,417)	—
Net decrease in cash	(726,417)	—
Cash at beginning of period	1,442,471	—
Cash at end of period	$716,054	$—

Supplemental non-cash disclosure:
Accretion of Class A ordinary shares to redemption value	$4,535,568	$—
Founders stock receivable	$—	$25,000

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from June 30, 2025 (date of inception) through June 30, 2026 relates to the Company’s formation and the initial public offering (the “Offering”), as described below, and identifying a target Business Combination, as described below. The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and dividend income on cash, cash equivalents and marketable securities from the proceeds received from the Offering. The Company has selected December 31 as its fiscal year end.

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

Certain institutional accredited investors (none of which are affiliated with any member of management, the Sponsor or any other investor (the “non-managing investors”)) purchased an aggregate of (a) 2,964,203 Class B ordinary shares (the “Private Investor Shares”) at a purchase price per Class B ordinary share of $0.023254, and (b) an aggregate of 262,425 private placement units consisting of one Class A ordinary share and one right to receive one-fifth (1/5) of one Class A ordinary share upon consummation of the initial Business Combination at a price of $9.7374 per unit in a private placement that occurred simultaneously with the completion of the Offering (the “Private Placement Units”) for an aggregate purchase price of $2,624,266. The Private Investor Shares along with the Founder Shares (as defined below - see Note 4) collectively represent 30% of the outstanding ordinary shares, excluding the private placement shares underlying the Private Placement Units. The private placement proceeds will be used to pay for business, legal and accounting due diligence expenses on acquisition targets and continuing general and administrative expenses.

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

Business Combination

The Company’s management has broad discretion with respect to the specific application of the proceeds of the Offering, although substantially all of the proceeds of the Offering are intended to be generally applied toward consummating a Business Combination with (or acquisition of) a Target Business. As used herein, “Target Business” means one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less withdrawals to pay taxes, if any, and such withdrawals can only be made from interest and not from the principal held in the Trust Account) at the time the Company signs a definitive agreement in connection with the Business Combination. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

The Company has 24 months from the closing date of the Offering to complete its initial Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares for a per share pro rata portion of the Trust Account, including interest, but less amounts withdrawn to pay taxes, if any (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining shareholders, as part of its plan of dissolution and liquidation. The Sponsor and those certain institutional investors participating in the private placement each entered into agreements with the Company, pursuant to which they agreed: (1) to waive their redemption rights with respect to their Founder Shares (as defined below), Private Investor Shares (as defined below), private placement shares and any Class A ordinary shares issuable upon conversion thereof in connection with the consummation of the Company’s initial Business Combination or a tender offer conducted prior to a Business Combination or in connection with it; (2) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares, Private Investor Shares and private placement shares if the Company fails to complete its initial Business Combination within 24 months from the closing of the Offering, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its initial Business Combination within the prescribed time frame; and (3) to waive their redemption rights with respect to their Founder Shares, Private Investor Shares and private placement shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association that would modify the substance or timing of the Company’s obligation to redeem 100% of the Company’s public shares if the Company does not timely complete its initial Business Combination or with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Offering.

Liquidity

As of June 30, 2026, the Company had $716,054 in cash and working capital of $733,303. Further, the Company has no present revenue, its business plan is dependent on the completion of a Business Combination and it expects to continue to incur significant costs in pursuit of its Business Combination acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the target business acquisition period. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2026, and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

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

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when an accounting standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised accounting standard at the time private companies adopt the new or revised standard.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. The weighted-average ordinary shares are reduced for the effect of the Class B ordinary shares that are subject to forfeiture. The Company’s condensed statements of operations and comprehensive income (loss) include a presentation of net income (loss) per share subject to redemption in a manner similar to the two-class method of income (loss) per share. With respect to the accretion of the Class A ordinary shares subject to possible redemption and consistent with ASC 480-10-S99-3A, the Company treated accretion in the same manner as a dividend paid to the shareholders in the calculation of the net income (loss) per ordinary share. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the periods presented.

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

Cash and Marketable Securities Held in Trust Account

As of June 30, 2026 and December 31, 2025, the assets held in the Trust Account consisted of money market funds investing in U.S. Treasury securities and cash. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in investment income on marketable securities held in the Trust Account in the accompanying condensed statements of operations and comprehensive income (loss). The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Ordinary Shares Subject to Possible Redemption

Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets. Immediately upon the closing of the Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable ordinary shares resulted in charges against additional paid-in capital. As of June 30, 2026 and December 31, 2025, 25,300,000 Class A ordinary shares were issued and outstanding and subject to possible redemption.

As of June 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds	$253,000,000
Less:
Proceeds allocated to public rights	(10,626,000)
Ordinary share issuance costs	(1,712,956)
Plus:
Accretion of carrying value to redemption value	14,506,639
Class A ordinary shares subject to possible redemption, December 31, 2025	255,167,683
Accretion of carrying value to redemption value - three months ended March 31, 2026	2,254,569
Accretion of carrying value to redemption value - three months ended June 30, 2026	2,280,999
Class A ordinary shares subject to possible redemption, June 30, 2026	$259,703,251

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income (loss) that also is reported on the statements of operations and comprehensive income (loss). The key measures of segment profit (loss) reviewed by the CODM are general and administrative expenses. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Business Combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The non-managing investors purchased an aggregate of (a) 2,964,203 Class B ordinary shares at a purchase price per Class B ordinary share of $0.023254, and (b) an aggregate of 262,425 Private Placement Units consisting of one Class A ordinary share and one right to receive one-fifth (1/5) of one Class A ordinary share upon consummation of the initial Business Combination at a price of $9.7374 per Private Placement Unit in a private placement that occurred simultaneously with the completion of the Offering for an aggregate purchase price of $2,624,266. The Private Investor Shares along with the Founder Shares collectively represent approximately 30% of the outstanding ordinary shares upon completion of the Offering, excluding the private placement shares underlying the Private Placement Units. The private placement proceeds will be used to pay for business, legal and accounting due diligence expenses on acquisition targets and continuing general and administrative expenses.

Note 4. Related Party Transactions

Founder Shares

On June 30, 2025 (date of inception), one Class B ordinary share that was allotted to Harneys Fiduciary (Cayman) Limited (“Harneys Fiduciary”) upon the Company’s formation was transferred by Harneys Fiduciary to the Sponsor and 8,099,613 Class B ordinary shares (the 8,099,614 Class B ordinary shares collectively are the “Founder Shares”) were issued to the Sponsor for an aggregate purchase price of $25,000. As of June 30, 2025 the aggregate purchase price had not been received and was recorded on the condensed balance sheet as a receivable. Such amount was subsequently received on July 15, 2025. On July 18, 2025, the Sponsor surrendered 249,385 Class B ordinary shares to the Company (which were cancelled) for no consideration, with the resulting 7,850,229 Founder Shares paid at a purchase price of $0.00318 per share.

On October 3, 2025, the Sponsor transferred 5,000 Founder Shares to its Chief Financial Officer, solely in consideration of future services. The 5,000 Founder Shares granted to the Chief Financial Officer are subject to forfeiture back to the Sponsor in the event the Chief Financial Officer resigns or is removed for cause prior to consummation of an initial Business Combination.

At the consummation of the Offering, the Sponsor sold 375,397 Founder Shares in the aggregate to four board members (“Insiders”) at an aggregate price of $9,244, or $0.02462 per share, and 1,416,665 Founder Shares to Lynrock Lake Master Fund LP (“Lynrock”) at an aggregate price of $13,130. Following the sale of Founder Shares, the Sponsor holds 6,053,167 Founder Shares and the price paid by the Sponsor for the 6,053,167 Founder Shares which it retained is $2,626, or $0.000434 per share. The Class B ordinary shares owned by the Sponsor, Insiders, Lynrock and non-managing investors represent 30% of the Company’s issued and outstanding Class A and Class B ordinary shares after the Offering, excluding the private placement shares underlying the Private Placement Units.

Private Placement Units

Simultaneously with the closing of the Offering, the Sponsor, Insiders and Lynrock purchased from the Company 95,200 Private Placement Units at a price of $9.7374 per Private Placement Unit pursuant to a Unit Purchase Agreement. In addition, as discussed in Note 3, the non-managing investors purchased 262,425 Private Placement Units at a price of $9.7374 per Private Placement Unit. Every five rights included in the Private Placement Units entitle the holder thereof to receive one Class A ordinary share upon the consummation of the initial Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise determined by the board of directors as provided by Cayman Islands laws. As a result, the holder must hold rights in multiples of five in order to receive shares for all of their rights upon closing of an initial Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and, as a result, the Company redeems the public shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless.

The Company’s Sponsor, Insiders, Lynrock and the non-managing investors have each agreed not to transfer, assign or sell any of their respective Founder Shares, Private Investor Shares, Private Placement Units or securities underlying the Private Placement Units that they may hold from the date of the Offering until the date that is (i) in the case of the Founder Shares and the Private Investor Shares, the earlier of (A) 6 months after the date of the consummation of the Company’s initial Business Combination or (B) subsequent to the Company’s initial Business Combination, (x) the date on which the last sale price of the Company’s Class A ordinary shares equals or exceeds $11.50 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 90 days after the Company’s initial Business Combination, or (y) the date on which the Company consummates a liquidation, merger, share exchange or other similar transaction after the Company’s initial Business Combination which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property, and (ii) in the case of the Private Placement Units (and their underlying securities), until 30 days after the completion of the Company’s initial Business Combination.

If the Company does not complete a Business Combination, then a portion of the proceeds from the sale of the Private Investor Shares and Private Placement Units will be part of the liquidating distribution to the public shareholders.

Registration Rights

The Company’s Sponsor, Insiders, Lynrock and the non-managing investors and their permitted transferees are entitled to registration rights pursuant to a registration rights agreement signed on the date of the prospectus for the Offering with respect to their respective Founder Shares, Private Investor Shares, Private Placement Units or the securities underlying the Private Placement Units. These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. The Company will bear the expenses incurred in connection with the filing of any such registration statements. There will be no penalties associated with delays in registering the securities under the registration rights agreement.

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

Note 5. Shareholders’ Equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. As of June 30, 2026 and December 31, 2025, there were no preferred shares issued and outstanding.

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were 25,657,625 Class A ordinary shares issued and outstanding, of which 25,300,000 Class A ordinary shares are subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were 10,814,432 Class B ordinary shares issued and outstanding.

Rights

Except in cases where the Company is not the surviving company in an initial Business Combination, each holder of a right will automatically receive one-fifth (1/5) of one Class A ordinary share upon consummation of an initial Business Combination. In the event the Company is not the surviving company upon completion of an initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-fifth (1/5) of a Class A ordinary share of the new entity underlying each right upon consummation of the initial Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise determined by the board of directors as provided by Cayman Islands laws. As a result, each holder must hold rights in multiples of five in order to receive shares for all of the rights upon closing of an initial Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and redeems the public shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless. As of June 30, 2026 and December 31, 2025, there were 25,657,625 rights outstanding.

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

Note 6. Fair Value Instruments

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	June 30, 2026	December 31, 2025
Assets:
Cash and marketable securities held in Trust Account	1	$259,803,251	$255,267,683

There were no other financial assets or liabilities measured on a recurring basis as of June 30, 2026 and December 31, 2025.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” “may,” “might,” “plan,” “possible,” “potential,” “should”, “would” and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for our initial public offering filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a newly organized Private-to-Public Equity (PPE) company, also known as a blank check company or special purpose acquisition company (“SPAC”), incorporated in the Cayman Islands and formed by an affiliate of the serial SPAC GigCapital Global, for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, or engaging in any other similar Business Combination with one or more businesses or entities. We have not entered into a definitive agreement for any specific Business Combination target.

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

On June 25, 2026, the Company announced that it had entered into the Letter of Intent with Quantisimo Corp. (“Quantisimo”) to explore a proposed Business Combination that would establish a Nasdaq-listed strategic quantum technology platform. The proposed transaction contemplates a combined company with an initial pre-money enterprise value of approximately $575 million, with the parties intending to grow the platform to an enterprise value of approximately $2 billion through the acquisition of up to five additional quantum companies. The proposed transaction remains subject to, among other things, the negotiation and execution of definitive agreements, completion of due diligence, receipt of required regulatory and shareholder approvals, and satisfaction of other customary closing conditions, and there can be no assurance that definitive agreements will be executed or that the proposed transaction will be completed on the terms described, or at all.

See the Current Report on Form 8-K filed with the SEC on June 25, 2026, for further discussion on the Letter of Intent.

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

For the three months ended June 30, 2026, we had net income of $1,991,819, which consisted of interest and dividend income on cash and marketable securities held in the Trust Account and operating account of $2,280,999 and $211, respectively, that were partially offset by operating expenses of $289,391. For the period from June 30, 2025 (inception) to June 30, 2025, we had net loss of $5,363 which consisted of operating expenses associated with incorporation of the business.

For the six months ended June 30, 2026, we had net income of $3,935,587, which consisted of interest and dividend income on cash and marketable securities held in the Trust Account and operating account of $4,535,568 and $508, respectively, that were partially offset by operating expenses of $600,489. For the period from June 30, 2025 (inception) to June 30, 2025, we had net loss of $5,363 which consisted of operating expenses associated with incorporation of the business.

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

As of June 30, 2026, we held cash and marketable securities in the amount of $259,803,251 in the Trust Account. The marketable securities consisted of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations.

For the six months ended June 30, 2026, cash used in operating activities was $726,417, resulting from interest and dividends earned on marketable securities held in the Trust Account of $4,535,568, plus decreases in accounts payable of $96,019, related party payable of $38,016 and accrued liabilities of $31,678. These are partially offset by net income of $3,935,587 and decreases of $4,036 in prepaid expenses and other current assets and $35,241 in other assets.

For the period from June 30, 2025 (inception) to June 30, 2025, cash used in operating activities was zero, resulting from a net loss of $5,363 offset by an increase in accrued liabilities of $5,363.

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

As of June 30, 2026, we had cash of $716,054 held outside the Trust Account. If the proceeds not held in the Trust Account become insufficient to allow us to operate for at least the next 12 months, assuming that a Business Combination is not consummated during that time, we intend to manage our cash flow through the timing and payment of expenses or, if necessary, raise additional funds from the Sponsor to ensure the proceeds not held in the Trust Account will be sufficient to allow us to operate for at least the next 12 months. In the event that additional financing is required from outside sources, the Company may not be able to raise it on terms acceptable to the Company or at all. Over this time period, we intend to use these funds primarily for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to consummate our initial Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial Business Combination. Following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

As of June 30, 2026, we have not entered into any off-balance sheet financing arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of June 30, 2026, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay GigManagement, LLC a monthly fee of $30,000 for office space, administrative services and secretarial support and an agreement with our Chief Financial Officer to pay a monthly fee of $15,000 for accounting services.

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

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. The weighted-average ordinary shares are reduced for the effect of the Class B ordinary shares that are subject to forfeiture. The Company’s condensed statements of operations and comprehensive income (loss) include a presentation of net income (loss) per share subject to redemption in a manner similar to the two-class method of income (loss) per share. With respect to the accretion of the Class A ordinary shares subject to possible redemption and consistent with ASC 480-10-S99-3A, the Company treated accretion in the same manner as a dividend paid to the shareholders in the calculation of the net income (loss) per ordinary share. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the period presented.

Ordinary Shares Subject to Possible Redemption

Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets. As of June 30, 2026 and December 31, 2025, 25,300,000 Class A ordinary shares were issued and outstanding and subject to possible redemption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2026, we were not subject to any market or interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Item 1A. Risk Factors.

The statements in this section describe the known material risks to our business and should be considered carefully. As of June 30, 2026, there have been no material changes in risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, except as set forth below.

The Company has no operating history and is subject to mandatory liquidation and subsequent dissolution requirement. If the Company is unable to consummate a Business Combination, including the Business Combination, its public shareholders may be forced to wait until after October 7, 2027, before receiving distributions from the Trust Account.

The Company is a blank check company, has no operating history and is subject to a mandatory liquidation and subsequent dissolution requirement. The Company has until October 7, 2027 (24 months from the closing of its initial public offering) to complete a Business Combination (the “Completion Window”). The Company has no obligation to return funds to investors prior to such date unless (i) it consummates a Business Combination prior thereto or (ii) it seeks to amend its amended and restated memorandum and articles of association prior to consummation of a Business Combination, and only then in cases where investors have sought to redeem their shares in the Company. Only after the expiration of this full time period will public security holders be entitled to distributions from the Trust Account if the Company is unable to complete a Business Combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate their investment, public security holders may be forced to sell their public shares or rights, potentially at a loss. In addition, if the Company fails to complete an initial Business Combination by the Completion Window, there will be no redemption rights or liquidating distributions with respect to the rights, which will expire worthless, unless the Company amends its amended and restated memorandum and articles of association to extend its life and certain other agreements it has entered into.

The requirement that we complete a Business Combination by the Completion Window could limit the amount of time we have to negotiate the terms of a potential Business Combination, and conduct due diligence on potential Business Combination targets, which could adversely affect our ability to consummate our initial Business Combination on terms that would produce the greatest value for our shareholders.

Any potential target business with which we enter into negotiations concerning our initial Business Combination will be aware that we must consummate our initial Business Combination by the Completion Window. Consequently, we will have a limited amount of time to negotiate the terms of a potential Business Combination, and to conduct due diligence on a potential Business Combination target. Consequently, there are no assurances that we will be able to complete our initial Business Combination with any target business by the Completion Window. The risk will increase as we get closer to the timeframe described above. In addition, while we intend to pursue a Business Combination only if our board of directors determines that it is in the best interests of our shareholders, due to the limited time we have to negotiate the terms of a potential Business Combination and to conduct due diligence we may not be able to consummate our initial Business Combination on terms that would produce the greatest value for our shareholders.

We have no operating or financial history and our results of operations and those of the post-combination company may differ significantly from the unaudited pro forma financial data that will be included in the proxy statement/prospectus for the Business Combination.

We are a blank check company and we have no operating history and no revenues. The proxy statement/prospectus for the Business Combination will include unaudited pro forma condensed combined financial statements for the post-combination company. The unaudited pro forma condensed combined financial statements are to be presented for illustrative purposes only, are based on certain assumptions, address a hypothetical situation and reflect limited historical financial data. Therefore, the unaudited pro forma condensed combined financial statements are not necessarily indicative of the results of operations and financial position that would have been achieved had the Business Combination been consummated on the dates indicated in the proxy statement/prospectus for the Business Combination, or the future consolidated results of operations or financial position of the post-combination company. Accordingly, the post-combination company’s business, assets, cash flows, results of operations and financial condition may differ significantly from those indicated by the unaudited pro forma condensed combined financial statements included in the proxy statement/prospectus.

There can be no assurance that a definitive agreement will be entered into and even if a definitive agreement is entered into, there can be no assurance that the Business Combination will be consummated.

On June 25, 2026, we announced that we had entered into the Letter of Intent with Quantisimo to explore a proposed Business Combination that would establish a Nasdaq-listed strategic quantum technology platform. The proposed transaction contemplates a combined company with an initial pre-money enterprise value of approximately $575 million, with the parties intending to grow the platform to an enterprise value of approximately $2 billion through the acquisition of up to five additional quantum companies. Under the terms of the Letter of Intent, the Company and Quantisimo intend to negotiate a definitive agreement that they may enter into pursuant to which the Company would acquire Quantisimo, with the existing equity holders of Quantisimo receiving securities of the Company that would constitute a majority of the Company’s securities. We can offer no assurance that a definitive agreement will be executed on terms acceptable to the parties, or at all. Furthermore, even if a definitive agreement is entered into, all of the conditions to the closing of the Business Combination would have to be satisfied or, if permissible, waived. Many of these conditions to closing could be outside of our control. Further, even if a definitive agreement is entered into, we will not know whether the conditions to the closing of the transaction will be satisfied and that the transaction will in fact occur.

Following the consummation of a Business Combination, our only significant asset will be our ownership interest in Quantisimo, or such other company with which we combine, and such ownership may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our Class A ordinary shares or satisfy our other financial obligations.

Following the consummation of the Business Combination, we will have no direct operations and no significant assets other than our ownership of Quantisimo or such other company with which we combine. We and certain investors, the equity holders of the company with which we combine, and certain of the directors and officers of such company and its affiliates will become shareholders of the post-combination company at that time. We will depend on the operating company that owns the assets that are acquired for distributions, loans and other payments to generate the funds necessary to meet our financial obligations, including our expenses as a publicly traded company and to pay any dividends with respect to our Class A ordinary shares. The financial condition and operating requirements of such operating company may limit our ability to obtain cash from it. The earnings from, or other available assets of, such operating company may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our Class A ordinary shares or satisfy our other financial obligations.

The ability of the operating company that owns the assets that are acquired to make distributions, loans and other payments to us for the purposes described above and for any other purpose may be limited by credit agreements to which such operating company is party from time to time. Any loans or other extensions of credit to us from such operating company will be permitted only to the extent there is an applicable exception to the investment covenants under these credit agreements. Similarly, any dividends, distributions or similar payments to us from the operating company that owns the assets that are acquired will be permitted only to the extent there is an applicable exception to the dividends and distributions covenants under these credit agreements.

There can be no assurance that the common stock of the post-combination company will be approved for listing on Nasdaq or that Quantisimo, or such other company with which we combine, will be able to comply with the continued listing standards of Nasdaq.

In connection with the closing of the Business Combination, we intend to list the common stock of the post-combination company and rights on Nasdaq. The continued eligibility of the company with which we combine to be listed may depend on the number of the Company’s shares that are redeemed. If, after the Business Combination, Nasdaq delists the shares of the post-combination company from trading on its exchange for failure to meet the listing standards, the company with which we combine and its shareholders could face significant material adverse consequences including:

•
a limited availability of market quotations for the post-combination company’s securities;
•
a determination that the common stock of the post-combination company is a “penny stock” which will require brokers trading in such common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for shares of such common stock;
•
a limited amount of analyst coverage; and
•
a decreased ability to issue additional securities or obtain additional financing in the future.

Nasdaq may not list the securities of the post-combination company on its exchange, which could limit investors’ ability to make transactions in such securities and subject the post-combination company to additional trading restrictions.

In connection with the Business Combination, in order to obtain the listing of the post-combination company’s securities on Nasdaq, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements. We will seek to have the post-combination company’s securities listed on Nasdaq upon consummation of the Business Combination. We cannot assure you that we will be able to meet all initial listing requirements. Even if the post-combination company’s securities are listed on Nasdaq, we may be unable to maintain the listing of its securities in the future.

If we fail to meet the initial listing requirements and Nasdaq does not list the post-combination company’s securities on its exchange, the company with which we combine would not be required to consummate the Business Combination. In the event that such company elected to waive this condition, and the Business Combination was consummated without the post-combination company’s securities being listed on Nasdaq or on another national securities exchange, we could face significant material adverse consequences, including:

•
a limited availability of market quotations for the post-combination company’s securities;
•
a determination that the common stock of the post-combination company is a “penny stock” which will require brokers trading in such common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for shares of such common stock;
•
a limited amount of analyst coverage; and
•
a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” If the post-combination company’s securities were not listed on Nasdaq, such securities would not qualify as covered securities and we would be subject to regulation in each state in which we offer our securities because states are not preempted from regulating the sale of securities that are not covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state, other than the State of Idaho, having used these powers to prohibit or restrict the sale of securities issued by blank check companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states.

Subsequent to the consummation of the Business Combination, the post-combination company may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on its financial condition, results of operations and stock price, which could cause you to lose some or all of your investment.

Although the Company will conduct due diligence on Quantisimo, or such other company with which it combines, the Company cannot assure you that this diligence revealed all material issues that may be present in the business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the Company’s and such target company’s control will not later arise. As a result, the post-combination company may be forced to later write-down or write-off assets, restructure its operations, or incur impairment or other charges that could result in losses. Even if the Company’s due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with the Company’s preliminary risk analysis. Even though these charges may be non-cash items and may not have an immediate impact on the post-combination company’s liquidity, the fact that the post-combination company reports charges of this nature could contribute to negative market perceptions about it or its securities. In addition, charges of this nature may cause the post-combination company to be unable to obtain future financing on favorable terms or at all.

Following the consummation of the Business Combination, the post-combination company will incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on its business, financial condition and results of operations.

Following the consummation of the Business Combination, the operating company with which the Company combines will face increased legal, accounting, administrative and other costs and expenses as a public company that such company does not incur as a private company. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, Public Company Accounting Oversight Board (the “PCAOB”) and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements will require the post-combination company to carry out activities a private operating company has not done previously. For example, there will be Board committees and internal controls and disclosure controls and procedures that such company does not currently have in place. In addition, expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in the internal control over financial reporting), the post-combination company could incur additional costs rectifying those issues, and the existence of those issues could adversely affect the reputation of the company with which we combine or investor perceptions of it. It may also be more expensive to obtain director and officer liability insurance. Risks associated with such company’s status as a public company may make it more difficult to attract and retain qualified persons to serve on the post-combination company’s Board or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require the post-combination company to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

The unaudited pro forma condensed combined financial information that will be included in the proxy statement/prospectus may not be indicative of what the Company’s actual financial position or results of operations would have been.

The unaudited pro forma condensed combined financial information that will be in the proxy statement/prospectus will be presented solely for illustrative purposes only and is not necessarily indicative of what the Company’s actual financial position or results of operations would have been had the Business Combination been completed on the dates that will be indicated.

Even if the Company consummates the Business Combination, there is no guarantee that the rights will ever result in the holders receiving value, and if the Company does not complete an initial Business Combination, the rights will expire worthless.

Each right entitles the holder to receive one-fifth (1/5) of one Class A ordinary share upon the consummation of the Company’s initial Business Combination. The rights will therefore have value only if the Company consummates an initial Business Combination and will have no value if the Company does not complete an initial Business Combination within the Completion Window and redeems the public shares for the funds held in the Trust Account. If the Company redeems the public shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights, and the rights will expire worthless. There is no guarantee that the Company will complete its initial Business Combination.

In addition, the Company will not issue fractional shares in connection with the exchange of rights, and fractional shares will be rounded down to the nearest whole share. As a result, a holder of rights must hold such rights in multiples of five in order to receive shares for all of the holder’s rights upon closing of the Company’s initial Business Combination.

The Company’s ability to successfully effect the Business Combination and to be successful thereafter will be totally dependent upon the efforts of its key personnel, including the key personnel of the company with which we combine, all of whom are expected to join the Company following the Business Combination. While the Company intends to closely scrutinize any individuals it engages after the Business Combination, it cannot assure you that its assessment of these individuals will prove to be correct.

The Company’s ability to successfully effect the Business Combination is dependent upon the efforts of key personnel of the company with which we combine and of the Company, including its chief executive officer. Although the Company expects all of the key personnel of the company with which it combines to remain with the post-combination company following the Business Combination, it is possible that the post-combination company will lose some key personnel, the loss of which could negatively impact the operations and profitability of the post-combination company. While the post-combination company intends to closely scrutinize any individuals it engages after the Business Combination, it cannot assure you that its assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause the post-combination company to have to spend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect its operations.

The Company and the company with which it combines will be subject to business uncertainties and contractual restrictions while the Business Combination is pending.

Uncertainty about the effect of the Business Combination on employees and third parties may have an adverse effect on the Company and the company with which it combines. These uncertainties may impair our or such company’s ability to retain and motivate key personnel and could cause third parties that deal with any of us or them to defer entering into contracts or making other decisions or seek to change existing business relationships. If key employees depart because of uncertainty about their future roles and the potential complexities of the Business Combination, our or such target company’s business could be harmed.

We and the company with which we combine will incur significant transaction and transition costs in connection with the Business Combination.

We and the company with which we combine expect to incur significant, non-recurring costs in connection with consummating the Business Combination and operating as a public company following the consummation of the Business Combination. We and such company may also incur additional costs to retain key employees. All expenses incurred in connection with any definitive Business Combination Agreement that may be entered into and the transactions contemplated thereby (including the Business Combination), including all legal, accounting, consulting, investment banking and other fees, expenses and costs, will be for the account of the party incurring such fees, expenses and costs or paid by the Company following the closing of the Business Combination.

Our Sponsor, directors or officers or their affiliates may elect to purchase shares or rights from public shareholders, which may influence a vote on a proposed Business Combination and the other proposals as will be described in the proxy statement/prospectus and reduce the public “float” of our Class A ordinary shares.

Our Sponsor, directors or officers or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our Business Combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, officers or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the Business Combination and thereby increase the likelihood of obtaining shareholder approval of the Business Combination or to satisfy closing conditions in any definitive Business Combination Agreement that may be entered into regarding required amounts in the Trust Account equaling or exceeding certain thresholds where it appears that such requirements would otherwise not be met. The purpose of any such purchases of public rights could be to reduce the number of public rights outstanding or to vote such rights on any matters submitted to the right holders for approval in connection with our initial Business Combination. This may result in the completion of our Business Combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on Nasdaq or another national securities exchange or reducing the liquidity of the trading market for our Class A ordinary shares.

The ability to execute the post-combination company’s strategic plan could be negatively impacted to the extent a significant number of shareholders choose to redeem their shares in connection with the Business Combination.

Depending upon the aggregate amount of cash consideration the Company would be required to pay for all Class A ordinary shares that are validly submitted for redemption, the post-combination company may be required to increase the financial leverage the post-combination company’s business would have to support. This may negatively impact its ability to execute on its own future strategic plan and its financial viability.

If the Business Combination’s benefits do not meet the expectations of investors, shareholders or financial analysts, the market price of the Company’s securities may decline.

If the benefits of the Business Combination do not meet the expectations of investors or securities analysts, the market price of the Company’s securities prior to the closing of the Business Combination may decline. The market values of the Company’s securities at the time of the Business Combination may vary significantly from their prices on the date the Business Combination was executed, the date of the proxy statement/prospectus, or the date on which the Company’s shareholders vote on the Business Combination.

In addition, following the Business Combination, fluctuations in the price of the Company’s securities could contribute to the loss of all or part of your investment. Prior to the Business Combination, there has not been a public market for stock in any company with which we may combine and trading in the shares of Company Class A ordinary shares has not been active. Accordingly, the valuation that will be ascribed to any company with which we may combine and Company Class A ordinary shares in a Business Combination may not be indicative of the price that will prevail in the trading market following the Business Combination. If an active market for the Company’s securities develops and continues, the trading price of the Company’s securities following the Business Combination could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond the Company’s control. Any of the factors listed below could have a material adverse effect on your investment in the Company’s securities and the Company’s securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of the Company’s securities may not recover and may experience a further decline.

Factors affecting the trading price of the Company’s securities following the Business Combination may include:

•
actual or anticipated fluctuations in the post-combination company’s quarterly financial results or the quarterly financial results of companies perceived to be similar to the post-combination company;
•
changes in the market’s expectations about the post-combination company’s operating results;
•
success of competitors;
•
the post-combination company’s operating results failing to meet the expectation of securities analysts or investors in a particular period;
•
changes in financial estimates and recommendations by securities analysts concerning the post-combination company or the market in general;
•
operating and stock price performance of other companies that investors deem comparable to the post-combination company’s;
•
the post-combination company’s ability to market new and enhanced services and products on a timely basis;
•
changes in laws and regulations affecting the post-combination company’s business;
•
commencement of, or involvement in, litigation involving the Company;
•
changes in the post-combination company’s capital structure, such as future issuances of securities or the incurrence of additional debt;

•
the volume of shares of the post-combination company’s securities available for public sale;
•
any major change in the Board or management;
•
sales of substantial amounts of Class A ordinary shares by the post-combination company’s directors, executive officers or significant shareholders or the perception that such sales could occur; and
•
general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of the Company’s securities irrespective of its operating performance. The stock market in general and Nasdaq have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of the Company’s securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to the Company could depress the Company’s stock price regardless of the Company’s business, prospects, financial condition or results of operations. A decline in the market price of the Company’s securities also could adversely affect the Company’s ability to issue additional securities and the Company’s ability to obtain additional financing in the future.

Following the Business Combination, if securities or industry analysts do not publish or cease publishing research or reports about the Company, its business, or its market, or if they change their recommendations regarding the Company’s securities adversely, the price and trading volume of the Company’s securities could decline.

The trading market for the post-combination company’s securities will be influenced by the research and reports that industry or securities analysts may publish about the post-combination company, its business, its market, or its competitors. Securities and industry analysts do not currently, and may never, publish research on the post-combination company. If no securities or industry analysts commence coverage of the post-combination company, the post-combination company’s stock price and trading volume would likely be negatively impacted. If any of the analysts who may cover the post-combination company, change their recommendation regarding the post-combination company’s stock adversely, or provide more favorable relative recommendations about the post-combination company’s competitors, the price of the post-combination company’s securities would likely decline. If any analyst who may cover the post-combination company were to cease coverage of the post-combination company or fail to regularly publish reports on it, the post-combination company could lose visibility in the financial markets, which could cause its stock price or trading volume to decline.

The future sales of shares by existing shareholders may adversely affect the market price of the Company’s Class A ordinary shares.

Sales of a substantial number of shares of the Company’s Class A ordinary shares in the public market could occur at any time. If the Company’s shareholders sell, or the market perceives that the Company’s shareholders intend to sell, substantial amounts of the Company’s Class A ordinary shares in the public market, the market price of the Company’s Class A ordinary shares could decline.

Resales of the shares of Class A ordinary shares included in the stock consideration could depress the market price of our Class A ordinary shares.

There may be a large number of shares of Class A ordinary shares sold in the market following the completion of the Business Combination or shortly thereafter. The shares held by the Company’s public shareholders are freely tradable, and the shares of Class A ordinary shares held by our existing shareholders will be freely tradable following effectiveness of the registration statement that we have agreed to file in connection with the Business Combination covering the resales of such shares. In addition, the Company will be obligated to register the resale of shares of Class A ordinary shares issued as merger consideration, which shares will become available for resale following the expiration of any applicable lockup period. We also expect that Rule 144 will become available for the resale of shares of our Class A ordinary shares that are not registered for resale once one year has elapsed from the date that we file the Current Report on Form 8-K following the Closing that includes the required Form 10 information that reflects we are no longer a shell company. Such sales of shares of Class A ordinary shares or the perception of such sales may depress the market price of our Class A ordinary shares.

Activities taken by the Company’s affiliates to purchase, directly or indirectly, public shares will increase the likelihood of approval of the Business Combination and the other proposals presented to our shareholders in connection with the Business Combination and may affect the market price of the Company’s securities.

The Company’s Sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions either prior to or following the consummation of the Business Combination. None of the Company’s Sponsor, directors, officers, advisors or their affiliates will make any such purchases when such parties are in possession of any material non-public information not disclosed to the seller or during a restricted period under Regulation M under the Exchange Act. Although none of the Company’s Sponsor, directors, officers, advisors or their affiliates currently anticipate paying any premium purchase price for such public shares, in the event such parties do, the payment of a premium may not be in the best interest of those shareholders not receiving any such additional consideration. There is no limit on the number of shares that could be acquired by the Company’s Sponsor, directors, officers, advisors or their affiliates, or the price such parties may pay.

If such transactions are effected, the consequence could be to cause the Business Combination to be approved in circumstances where such approval could not otherwise be obtained. Purchases of shares by the persons described above would allow them to exert more influence over the approval of the Business Combination and other proposals presented to our shareholders in connection with the Business Combination, and would likely increase the chances that such proposals would be approved. If the market does not view the Business Combination positively, purchases of public shares may have the effect of counteracting the market’s view, which would otherwise be reflected in a decline in the market price of the Company’s securities. In addition, the termination of the support provided by these purchases may materially adversely affect the market price of the Company’s securities.

As of the date of this Quarterly Report on Form 10-Q, no agreements with respect to the private purchase of public shares by the Company or the persons described above have been entered into with any such investor or holder. The Company will file a Current Report on Form 8-K with the SEC to disclose private arrangements entered into or significant private purchases made by any of the aforementioned persons that would affect the vote on the Business Combination or other proposals.

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

At the consummation of the Offering the Sponsor sold 375,397 Founder Shares in the aggregate to the Insiders at an aggregate price of $9,244, and 1,416,665 Founder Shares to Lynrock at an aggregate price of $13,130. Following this sale of Founders Shares, the Sponsor holds 6,053,167 Founder Shares, and the price paid by the Sponsor for the 6,053,167 Founder Shares which it retained was $2,626, or $0.000434 per share. The Class B ordinary shares owned by the Sponsor, Insiders, Lynrock and non-managing investors represent 30% of the Company’s issued and outstanding Class A and Class B ordinary shares after the Offering, excluding the private placement shares underlying the Private Placement Units.

The shares issued to the Sponsor, Chief Financial Officer, Insiders and Lynrock were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Each holder of the Founder Shares is an “accredited investor” as such term is defined in Rule 501(a) of Regulation D under the Securities Act.

Private Investor Shares and Private Placement Units

Certain non-managing investors purchased an aggregate of (a) 2,964,203 Private Investor Shares at a purchase price per Class B ordinary share of $0.023254, and (b) an aggregate of 262,425 Private Placement Units at a price of $9.7374 per unit for an aggregate purchase price of $2,624,266.

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

As of June 30, 2026, we had cash of $716,054 for working capital purposes.

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

* This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

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

GigCapital8 Corp.

Date: August 5, 2026	By:	/s/ Dr. Avi S. Katz
Dr. Avi S. Katz
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: August 5, 2026	By:	/s/ Christine M. Marshall
Christine M. Marshall
Chief Financial Officer (Principal Financial and Accounting Officer)